Form 10-K/A
period 2023-12-31
TC BioPharm (Holdings) plc
filed 2024-04-29
CIK 1872812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 29, 2024, 63,902,641 shares of the registrant’s ordinary shares, £0.0001 par value per share were outstanding. Ordinary shares included in this amount, totaling 61,001,408, had been deposited with the depositary bank and in turn represented 3,050,070 American Depository shares.

ADS ratio change

On December 15, 2023 the Company changed its ratio of ADSs to one ADS representing one ordinary share to one ADS representing 20 ordinary shares. As a result of the ratio change, all references to ADSs in this filing and notes to units of ADSs or per ADS amounts are reflective of the ratio change for all periods presented. In addition, the exercise prices and the numbers of ADSs issuable upon the exercise of any outstanding options to purchase ADSs were proportionally adjusted pursuant to the respective anti-dilution terms of the share-based payment plans.

Audit Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York, NY

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

Set forth below are the names, ages and positions of our executive officers and directors as of December 31, 2023.

Name	Age	Position

Bryan Kobel	44	Chief Executive Officer and Director
Martin Thorp	71	Chief Financial Officer and Director
Dr Mark Bonyhadi	69	Director (Non-executive)
James Culverwell	67	Director (Non-executive)
Arlene Morris	72	Chair and Director (Non-executive)
Edward Niemczyk	43	Director (Non-executive)

Senior Management

Bryan Kobel (Chief Executive Officer and Director)

Bryan Kobel has served as our Chief Executive Officer since June 2021. Prior to joining the Company, he served as Managing Director at EF Hutton from October 2020 as the head of healthcare investment banking. From June 2018 to October 2020, Mr. Kobel was Managing Director and head of healthcare/capital markets at the Alberleen Group where he led deal origination and structuring, as well as leading the sales efforts for transactions across the Healthcare and Technology sectors. From April 2017 to June 2018, he was Head of Capital Markets at R.F. Lafferty & Co. From March 2012 to April 2017, Mr. Kobel was Managing Director, Capital Markets at Laidlaw & Company. Mr. Kobel holds a BA degree from Franklin & Marshall College and held the FINRA licenses Series 7, 63, 82, 79 and 24.

Martin Thorp (Chief Financial Officer and Director)

Martin Thorp has been a member of the Board of directors since March 2016 and has served, in an executive capacity, as the Chief Financial Officer since March 2019. From December 2014, Martin was founder of a life science financial advisory firm, Copernican Capital Partners Limited (formally NCL Corporate Finance Limited), where he acted as corporate finance adviser to and investor in, several disruptive life science companies. Martin was also a co-founding director of a life science advisory and investment firm NCL Technology Ventures from 2014 to 2018. He was a director of Discovery Park Technology Investments (GP) Limited (and associated investment companies) from September 2016 until July 2018. Martin holds a B.A. in business finance from the University of Kent and qualified as a Chartered Accountant with Arthur Andersen & Co in London in 1977 and became a Fellow of the Institute of Chartered Accountants in England and Wales (ICAEW) in 1986. He was a partner in Arthur Andersen & Co from August 1985, and served in several roles including founder and global managing partner of Arthur Andersen’s international corporate finance business, based latterly in New York. He retired from professional practice in 2002 and consequently ceased to be a member of ICAEW in 2004.

Non-Executive Directors

Dr Mark Bonyhadi (Director)

Mark Bonyhadi, PhD has served as a director since February 2022. He currently serves as an Independent Director for Integra Therapeutics (Barcelona, SP), as well as a Scientific Advisory Board member for CTRL Therapeutics (USA). He is a former Operating Partner and Senior Advisor for Qiming Venture Partners USA (2018-2023). Prior to joining Qiming in December 2018, Mark held positions of Vice President of Research, Head of Academic Affairs, and Vice President of Process Research Sciences from 2013-2018 at Juno Therapeutics. From 2006-2013, Mark was Director of Global Business Development for Cell Therapy at Invitrogen, which was merged with Applied BioSystems, to create Life Technologies, which subsequently was acquired by Thermo-Fisher. Mark was responsible for identifying and implementing business opportunities aligned with the Lifetech/Invitrogen/Thermo cellular medicine portfolio, participating, and leading in the launch of the Cell Therapy Systems (CTS™) product line optimized for cell therapy applications, as well as working with academia and industry to accelerate the development of novel cell and/or gene-based therapies. From 1997-2005, Mark served as Director and later Vice President of Research at Xycte Therapies, a T cell therapy company treating cancer, infectious disease, and autoimmunity. Prior to that, Mark was a senior scientist at SyStemix, a biotech company developing hematopoietic stem cell-and gene-based therapies for treating cancer and HIV, where he did his postdoctoral training. Mark is a former Chair of the Industry Liaison Committee for the American Society for Gene and Cell Therapy (ASGCT), and is a current member of the Society of Immunotherapy for Cancer. Mark received a B.A. from Reed College, Portland, OR (1982) and a PhD from University of California at Berkeley (1990), where he studied T cell immunology, and identified the first delta chain protein product of the recently discovered gamma/delta T cell. Since graduating from UC Berkeley, Mark has been focused on the development of commercially viable approaches and business strategies for bringing cell therapies, gene-modified cell therapies, and regenerative medicine from the bench to the clinic, and into commercial use over the past three decades.

James Culverwell (Director)

James Culverwell has served as a director since February 2022. He was a non-executive director and chairman of the audit committee of Innocoll Holdings plc (a collagen-based drug delivery company) from 2013 until 2017 during which period it relocated from Dublin to Germany and ultimately listed on Nasdaq (INNL). Between 2016 and 2019 he was a non-executive director and chairman of the audit committee of Amryt Pharmaceuticals plc, a commercial and research-based company specializing in rare diseases, which during his tenure listed on the Dublin STX and the London AIM markets and acquired Aegerion, a Nasdaq listed company. Since its foundation in 2006, Mr. Culverwell has been a non-executive director and chairman of the audit committee of Safeguard Biosystems, a private company providing high throughput, multiplexed, molecular diagnostic tests currently undergoing FDA trails. Since 2013 Mr. Culverwell has been Chief Executive and is currently Chairman of HOX Therapeutics, a UK based private company researching early-stage treatments for prostate cancer. Since 2021 he has been a director and the chairman of the audit committee of Quoin Pharmaceuticals Inc., which is undertaking clinical trials for a treatment for rare skin diseases. Since 2010 he has served as a healthcare investment consultant to a large secondary fund, where he performs due diligence on life science investment candidates. In 2005 Mr. Culverwell established a corporate advisory firm, advising small life science companies on fund raising and larger companies on strategy and investor relations. From 1994-2004 Mr. Culverwell was VP and Global Administrator Healthcare Equity Research Merrill Lynch/Bank of America and from 1982-94 he was Director and Head of European Healthcare and Pharmaceutical Equity Research at Hoare Govett/ABN Amro. He holds an MSc (Hons) in biology from the University of Aberdeen.

Arlene Morris (Director)

Arlene Morris has served as a director since February 2022. She currently serves (since July 2019) as a non-executive director of the following companies: Cogent Biosciences, Inc. (NASDAQ: COGT) (since July 2019), where she is the chair the remuneration committee and is a member of the audit committee and the nominating and corporate governance (‘N&G’) committee; Viridian Therapeutics, Inc. (NASDAQ: VRDN) (since January 2018), where she is a member of the audit, pricing and N&G Committees; and Palatin Technologies, Inc. (NYSE: PTN) (since 2015), where she is a member of the compensation and N&G committees. Ms Morris has also served as a non-executive director at the following companies: Neovacs SA (2011 to 2021), Dimension Therapeutics, Inc. (2015-018), Biodel, Inc. (2012-2015), MediciNova, Inc. (2006-2013). Ms Morris is an emeritus member of the board of directors at the Medical University of South Carolina (‘MUSC’) (since 2012) and is also (since 2016) a member of the board of trustees of Carlow University (PA). She has also served as a member (including of the executive committee) of the Biotechnology Innovation Organisation (‘BIO’), which is a biotechnology industry advocacy organization; and of the charitable organization, the Humane Society of Silicon Valley (including chair of the audit committee). She has held senior executive management roles in the pharmaceutical group Johnson & Johnson including business development, product development, strategic marketing, product management and sales management.

Edward Niemczyk (Director)

Edward Niemczyk has served as a director since February 2022. From early 2024, he is a Managing Director at 1585 Healthcare, a private investment firm focused on acquiring and investing in businesses in the healthcare services industry. Prior to his current role and from 2016, he was a  Partner at Bridges Fund Management, Ltd, a private equity firm focused on sustainable and impact investing, where he led its healthcare investing efforts in the U.S. Prior to Bridges, Mr. Niemczyk was an investor at The Beekman Group, LLC and Cordova, Smart and Williams, LLC and started his career at GE Capital Corporation. Mr Niemczyk holds a BA from Franklin & Marshall College and an MBA from Columbia Business School.

Election of Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Composition of the Board of Directors

Our board of directors is currently composed of six members.

The executive directors’ service contracts include notice periods of between six and twelve months.

Each of our non-executive directors is engaged on letters of appointment that set out their respective duties and responsibilities. The non-executive directors do not receive benefits upon termination or resignation from their respective positions as directors. Under the non-executive director appointment letters, our non-executive directors are entitled to receive annual fees as determined by the Remuneration Committee.

Committees of Our Board of Directors

Our board of directors has two standing committees: an audit committee and a remuneration committee.

Audit Committee

The audit committee consists of James Culverwell (chair), Arlene Morris and Edward Niemczyk. It assists the board of directors in overseeing our accounting and financial reporting processes. The audit committee consists exclusively of members of our board who are financially literate, and our board of directors has determined that James Culverwell is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that each member of the audit committee is an independent director under Nasdaq listing rules and under Rule 10A-3 under the Exchange Act. Our audit committee meets regularly each year and oversee and review our internal controls, accounting policies and financial reporting, and provide a forum through which our independent registered public accounting firm reports. Our audit committee also meets regularly with our independent registered public accounting firm without management present. The audit committee is governed by a charter that complies with Nasdaq rules.

The audit committee’s responsibilities include:

●	recommending the appointment of the independent auditor to shareholders for approval at the general meeting of shareholders;

●	the appointment, compensation, retention and oversight of any accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit services;

●	pre-approving the audit services and non-audit services to be provided by our independent auditor before the auditor is engaged to render such services;

●	evaluating the independent auditor’s qualifications, performance, and independence, and presenting its conclusions to the full board of directors on at least an annual basis;

●	reviewing and discussing with management and our independent registered public accounting firm our financial statements and our financial reporting process; and

●	reviewing, approving, or ratifying any related party transactions.

Remuneration Committee

The remuneration committee consists of Arlene Morris (chair), James Culverwell and Edward Niemczyk. Under SEC and Nasdaq rules, there are heightened independence standards for members of the remuneration committee, including a prohibition against the receipt of any compensation from us other than standard board member fees. The remuneration committee is governed by a charter that complies with Nasdaq rules.

The remuneration committee’s responsibilities include:

●	identifying, reviewing and proposing policies relevant to the compensation and benefits of our directors and senior management;

●	evaluating the performance of senior management in light of such policies and reporting to the board; and

●	overseeing and administering our employee share option scheme or equity incentive plans in operation from time to time.

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

Clawback Policy

Effective December 1, 2023, we adopted the Clawback Policy. This policy is designed to comply with, and shall be interpreted to be consistent with, Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act, Nasdaq Listing Rule 5608 and other regulations, rules and guidance of the Securities and Exchange Commission thereunder, and related securities regulations and regulations of the stock exchange or association on which Company’s securities are listed.

Insider Adoption or Termination of Trading Arrangements

On February 7, 2022, the Company adopted an insider trading policy. During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to provide the scaled disclosure information outlined in Item 402(l) of Regulation S-K.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2023, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2023. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2023, are:

●	Bryan Kobel, our Chief Executive Officer and Director;
●	Martin Thorp, our Chief Financial Officer and Director;
●	Dr Michael Leek, Director until April 21, 2023; Chief Technology Officer until June 14, 2023
●	Angela Scott, Chief Operating Officer until April 6, 2023

Summary Compensation Table Year Ended December 31, 2023

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Bryan Kobel (3)	2023	453,800	-	90,760	544,560
Chief Executive Officer and Director	2022	438,900	-	87,780	526,680

Martin Thorp (4) (7)	2023	349,158	-	61,363	410,522
Chief Financial Officer and Director	2022	319,437	897,643	61,881	1,278,960

Dr Michael Leek (5) (7)	2023	219,345	-	104,691	324,036
Chief Technology Officer and Director	2022	445,401	897,643	90,597	1,433,640

Angela Scott (6) (7)	2023	174,629	-	98,936	273,565
Chief Operating Officer	2022	354,885	897,643	69,490	1,322,017

(1)	Salary amounts represent actual amounts earned during the periods presented.
(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2023 and 2022 computed in accordance with ASC Topic 718.
(3)	Amounts shown within All Other Compensation are represented by 401(k) contributions to Bryan Kobel. Where the amount payable exceeds the annual 401(k) allowance the balance will be paid as additional compensation.
(4)	Amounts shown within All Other Compensation are represented by additional gross salary payments in lieu of the Company’s employer pension contribution, as elected by the individual.
(5)	Amounts shown within All Other Compensation for the fiscal year ended December 31, 2023 are represented by payment for compensation of loss of office ($76,458) and additional gross salary payments in lieu of the Company’s employer pension contribution, as elected by the individual. Amounts shown within All Other Compensation for the fiscal year ended December 31, 2022 are represented by additional gross salary payments in lieu of the Company’s employer pension contribution, as elected by the individual. Dr Leek ceased to be a Director on April 21, 2023 and employee on June 14, 2023.
(6)	Amounts shown within All Other Compensation for the fiscal year ended December 31, 2023 are represented by payment for compensation of loss of office ($76,458) and additional gross salary payments in lieu of the Company’s employer pension contribution, as elected by the individual. Amounts shown within All Other Compensation for the fiscal year ended December 31, 2022 are represented by additional gross salary payments in lieu of the Company’s employer pension contribution, as elected by the individual. Angela Scott ceased to be an employee on June 14, 2023.
(7)	The base salary and all other compensation amounts, where paid in GBP, for the individual for the fiscal year ended December 31, 2023, reflect the conversion from GBP to USD using the exchange rate of GBP 1.00 to USD 1.2743. The base salary and all other compensation amounts for the individual for the fiscal year ended December 31, 2022, reflect the conversion from GBP to USD using the exchange rate of GBP 1.00 to USD 1.2077.

Employment Agreement with Mr. Kobel

On June 15, 2021, we entered into an employment agreement with Mr. Kobel. The employment agreement provides for an annual base salary, with the current base salary being $453,800, as determined by the Remuneration Committee. Mr. Kobel is entitled to participate in the Company’s pension scheme where the Company will make contributions, in line with the permitted 401(k) rules, equivalent to 20% of the annual base salary.

If the Company terminates Mr. Kobel’s employment without cause or Mr. Kobel terminates for good reason, he is entitled to receive six months of base salary upon resignation.

Employment Agreement with Mr. Thorp

On March 1, 2019, we entered into an employment agreement with Mr. Thorp. The employment agreement provides for an annual base salary, with the current base salary being $349,158, as determined by the Remuneration Committee. Mr. Thorp is entitled to participate in the Company’s pension scheme where the Company will make contributions equivalent to 20% of the annual base salary either into the pension scheme, or if elected by Mr. Thorp, as gross salary less related employer’s national insurance.

If the Company terminates Mr. Thorp’s employment without cause or Mr. Thorp terminates for good reason, he is entitled to receive six months of base salary upon resignation.

Employment Agreement with Dr. Michael Leek

On January 14, 2014, we entered into an employment agreement with Dr. Leek. The employment agreement provided for an annual base salary, with the base salary being $481,904 as at January 1, 2023, as determined by the Remuneration Committee. Dr. Leek was entitled to participate in the Company’s pension scheme where the Company makes contributions equivalent to 20% of the annual base salary either into the pension scheme, or if elected by Dr Leek, as gross salary less related employer’s national insurance.

If the Company terminated Dr Leek’s employment without cause or Dr Leek terminated for good reason, he was entitled to receive six months of base salary upon resignation.

Employment Agreement with Angela Scott

On January 14, 2014, we entered into an employment agreement provided for an annual base salary, with the salary being $383,692 as at January 1, 2023, as determined by the Remuneration Committee. Ms. Scott was entitled to participate in the Company’s pension scheme where the Company makes contributions equivalent to 20% of the annual base salary either into the pension scheme, or if elected by Ms. Scott, as gross salary less related employer’s national insurance.

If the Company terminated Ms. Scott’s employment without cause or Ms. Scott terminated for good reason, she was entitled to receive six months of base salary upon resignation.

Outstanding Equity Awards at December 31, 2023

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Bryan Kobel	-	-	-	-	-

Martin Thorp
Pre February 10, 2022 (2)	2015 to 2020	213	-	2,065	2025 to 2030
2022 (3)	Feb 10, 2022	617	224	4,240	Feb 10, 2032

Dr Michael Leek
Pre February 10, 2022 (2)	-	1,287	-	556	2025 to 2030
2022 (3)	Feb 10, 2022	505	-	4,240	Feb 10, 2032

Angela Scott
Pre February 10, 2022 (2)	-	1,019	-	626	2025 to 2030
2022 (3)	Feb 10, 2022	505	-	4,240	Feb 10, 2032

(1)	Each equity award is subject to the terms of our relevant Equity Compensation Plans. Figures expressed in the table are for options over American Depositary Receipts.
(2)	While instruction 4 to S-K Item(p)(2) requires disaggregation if certain criteria is not met, we have aggregated a) Pre IPO awards and b) Post IPO awards due to the fact that they are significantly “out of the money” based on our current share price.
(3)	75% of the award vested immediately with the remaining 25% vesting equally over five six month installments.

Additional Narrative Disclosures

Director Compensation

Our non-employee directors began serving on our board following our February 2022 IPO. Only independent directors receive compensation for their service on the Board of Directors.

Our non-employee directors will receive annual cash compensation of (i) $25,000 for service on the board (ii) $5,000 for service as the Audit Committee chair, (iii) $5,000 for service as the Compensation Committee chair and (iv) $5,000 as Scientific Advisory Board chair. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Arlene Morris	30,000	30,000
James Culverwell	30,000	30,000
Dr Mark Bonyhadi	30,000	30,000
Edward Niemczyk	25,000	25,000

No option awards were made to non-employee directors in the year ended December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and related footnotes set forth information with respect to the beneficial ownership of our ordinary shares as of April 19, 2024 by:

●	each of our executive officers and directors;

●	each person beneficially owning more than 5% of our share capital; and

●	all executive officers and directors as a group.

Beneficial ownership, unless otherwise noted is derived from company records, and is based upon 63,902,641 ordinary shares issued and outstanding on Apil 19, 2024, which number includes those represented in the trading market by ADSs (where one ADS represents twenty ordinary shares). In computing the number of ordinary shares owned by a person and the percentage ownership of that person, as determined in accordance with the rules and regulations of the SEC, we have included shares that the person or holder has the right to acquire within 60 days from April 19, 2024, including through the exercise of any option, warrant or other right or the conversion of any other security. All shareholders have the same voting rights.

Unless otherwise noted below, each beneficial owner’s address is: c/o Maxim 1, 2 Parklands Way, Holytown, Motherwell, ML1 4WR, Scotland, United Kingdom.

	No. of Ordinary Shares Beneficially Owned	Percentage Owned
Holders of more than 5% of our voting securities:

Armistice Capital LLC (1)	105,938	9.99%

Directors and executive officers who are not 5% holders:
Bryan Kobel (2) (*)	11,170,375	14.88%
Martin Thorp (3) (*)	3,542,442	5.25%
Dr. Mark Bonyhadi (4) (*)	835,200	1.29%
James Culverwell (5) (*)	835,200	1.29%
Arlene Morris (6) (*)	835,200	1.29%
Edward Niemczyk (7) (*)	835,200	1.29%
All directors and officers as a group (8)	18,053,617	22.03%

(*) Indicates a director of TC BioPharm (Holdings) plc.

(1)

Consists of ADSs beneficially owned by Armistice Capital LLC. The address for Armistice Capital is 510 Madison Avenue, 7th Floor, New York, NY 10022. This information is based solely on a Schedule 13G/A filed by Armistice Capital LLC with the SEC on February 14, 2024, which reported ownership as of December 31, 2023.

(2)	Consists of (a) 476,154 ordinary shares and (b) 10,692,120 ordinary shares that are exercisable under the terms of share options granted, within 60 days of the above date and, in addition, Bryan Kobel beneficially owns 2,101 ordinary shares owned by TCB-AFOS I LLC over which Mr. Kobel has voting and dispositive authority as the manager, but as to which Mr. Kobel disclaims any other beneficial ownership interest as he is not a member of the LLC.

(3)	Consists of (a) 2 ordinary shares and (b) 3,542,440 ordinary shares that are exercisable under the terms of share options granted, within 60 days of the above date.

(4)	Consists of (a) Nil ordinary shares and (b) 835,200 ordinary shares that are exercisable under the terms of share options granted, within 60 days of the above date.

(5)	Consists of (a) Nil ordinary shares and (b) 835,200 ordinary shares that are exercisable under the terms of share options granted, within 60 days of the above date.

(6)	Consists of (a) Nil ordinary shares and (b) 835,200 ordinary shares that are exercisable under the terms of share options granted, within 60 days of the above date.

(7)	Consists of (a) Nil ordinary shares and (b) 835,200 ordinary shares that are exercisable under the terms of share options granted, within 60 days of the above date.

(8)	Consists of (a) 478,257 ordinary shares and (b) 17,575,360 ordinary shares that are exercisable under the terms of share options granted, within 60 days of the above date.

As of April 19, 2024, assuming that all of our ordinary shares represented by ADSs are held by residents of the United States other than ADSs held by the entities set forth in the table above and certain other holders that we know to be non-residents of the United States, we estimate that approximately 99% of our outstanding ordinary shares (including ordinary shares underlying ADSs) were held in the United States.

As of April 19, 2024, assuming that all of our Warrants are held by residents of the United States other than Warrants held by the entities set forth in the table above and certain other holders that we know to be non-residents of the United States, we estimate that approximately 99% of our Warrants were held in the United States.

Securities Authorized for Issuance under Equity Compensation Plans

As at December 31, 2023, the Company has granted options to issue 42,395 ADSs on exercise of those options. The balance consists of share options granted under the TC Biopharm Limited Enterprise Management Incentive Plan 2014 (options to issue 5,329 ADSs with a weighted average exercise price of £460 per ADS) and TC BioPharm (Holdings) plc 2021 Share Option Scheme (options to issue 37,066 ADSs with a weighted average exercise price of $230 per ADS). There is no limit to the number of options that may be granted other than the available capital.

The TC BioPharm (Holdings) plc 2021 Share Option Scheme became effective upon the completion of the IPO in February 2022 and serves as the successor equity incentive plan to the 2014 Plan. We ceased granting awards under the 2014 Plan upon the implementation of the 2021 Plan described below.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

Other than the executive officer and director compensation arrangements discussed in the sections titled “Executive Compensation”, described below are transactions and series of similar transactions, since January 1, 2022, with respect to which we were a party, will be a party, or otherwise benefited, in which:

● the amounts involved exceeded or will, the lesser of $120,000 or average of 1% of total assets for each of last 2 years; and

● a director, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Persons

The Company entered into the following transactions with related persons (as that term has been defined by instruction 1 to S-K Item 404(a)) during its two fiscal years ended December 31, 2023 as follows:

Issuance of shares, options and warrants to related parties

Since January 1, 2022, the Company entered into the following transactions with Armistice Capital Master Fund Ltd (“Armistice Capital”), a shareholder with more than 5% of our share capital:

●	On November 27, 2022, the Company entered into a Securities Purchase Agreement (the “First Purchase Agreement”) with Armistice Capital (the “Investor”) as purchasers. Pursuant to the First Purchase Agreement, the Company sold, and the Investor purchased in a private placement an aggregate of 7,750 ADSs, pre-funded warrants to purchase up to 65,750 ADS (the “Pre-Funded Warrants”), Series A purchase warrants to purchase up to 70,000 ADSs (the “Series A Ordinary Warrants”) and Series B purchase warrants to purchase up to 70,000 ADSs (the “Series B Ordinary Warrants” and together with the Series A Ordinary Warrants, the “Ordinary Warrants”) for aggregate gross proceeds of $7,000,000 (£5,784,168), excluding any proceeds that may be received upon exercise of the Ordinary Warrants. The purchase price for each ADS and associated Ordinary Warrants was $100 (on a post-split basis) and the purchase price per each Pre-Funded Warrant and associated Ordinary Warrants was $99.98 (on a post-split basis).

●	On March 27, 2023, the Company, entered into a Second Securities Purchase Agreement (the “Second Purchase Agreement”) with Investor, pursuant to which the Company agreed to issue and sell an aggregate of 10,750 ADSs, pre-funded warrants to purchase up to 161,125 ADS (the “Pre-Funded Warrants”), and Series C purchase warrants to purchase up to 171,875 ADSs (the “Ordinary Warrants” and together with the Pre-Funded Warrants and the ADSs, the “Securities”). In addition, the Company also issued placement agent warrants to purchase 12,891 ADSs. The purchase price for each ADS and associated Ordinary Warrants was $32 (on a post-split basis) and the purchase price per each Pre-Funded Warrant and associated Ordinary Warrants was $31.98. The Ordinary Warrants were immediately exercisable, expire five (5) years from the date of issuance and the Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The total net proceeds from this offering were approximately $4.9 million, after deducting estimated offering expenses of approximately $0.6 million.

●	On March 27, 2023 the Company also agreed that Series A and B warrants existing warrants to purchase up to an aggregate of 140,000 ADSs of the Company that were previously issued on November 30, 2022, at an exercise price of $100 (on a post-split basis) per ADS and expiration dates of May 30, 2025 and May 30, 2028, were amended so that the amended warrants had a reduced exercise price of $35 (on a post-split basis) per ADS.

●	On August 30, 2023, the Company entered into an agreement with its Series A and B warrant holders whereby it induced 70,000 and 70,000 of the outstanding warrants, respectively. In addition, the Company also entered into an agreement with its Series C warrant holders to induce all of the outstanding warrants (171,875). The inducement resulted in gross proceeds to the Company of approximately $2.8 million. In order to incentivize the inducement, the Company issued 623,750 Series D warrants to the Series, A, B and C warrant holders. In addition, the Company also issued placement agent warrants to purchase 23,391 ADSs. The Company received aggregate gross proceeds of approximately £2.2 million (approximately $2.8 million) from the exercise of the Existing Warrants by the Holders, before deducting placement agent fees payable by the Company.

●	On December 18, 2023, the Company entered into a Third Securities Purchase Agreement (the “Third Purchase Agreement”) with Armistice Capital (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a best-efforts public offering 75,000 ADSs representing 1,500,000 ordinary shares, pre-funded warrants to purchase up to 1,675,000 ADS representing 33,500,000 Ordinary Shares (the “Pre-Funded Warrants”), and series E purchase warrants to purchase up to 1,750,000 ADSs representing 35,000,000 Ordinary Shares (the “Warrants” and together with the Pre-Funded Warrants and the ADSs, the “Securities”). The purchase price for each ADS and associated Warrant was $2.00 and the purchase price per each Pre-Funded Warrant and associated Warrant was $1.999. The Warrants are immediately exercisable, will expire five years from the date of issuance and have an exercise price of £1.5814. The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full at an exercise price of $0.001 per ADS. Additionally, the Company agreed that a certain number of existing warrants to purchase up to an aggregate of 623,750 ADSs of the Company that was previously issued on September 5, 2023, at an exercise price of £7.00 per ADS and an expiration date of March 5, 2029, were amended effective upon the closing of the offering so that the amended warrant will have a reduced exercise price of £1.5814 (or $2.00, as translated for illustration to U.S. dollars at the rate of £1.00 to $1.264 as of December 18, 2023) per ADS. The Securities Purchase Agreements resulted in gross proceeds of $3.5 million.

Issuance of options to related parties

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

In addition, the board of directors approved a grant of options to Mr. Kobel to purchase 153,000 ADSs, or ADSs representing 3,060,000 Ordinary Shares at an exercise price of $2.00 per ADS, which is a premium to the closing price of the Company’s ADSs on the Nasdaq Capital Market on March 7, 2024. The options granted to Mr. Kobel were issued under the Company’s 2021 Plan. All share options that were issued vested immediately.

Director Independence

Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within a specified period following the completion of its IPO. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries. We currently satisfy the audit committee independence requirements of Rule 10A-3. Additionally, remuneration committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a remuneration committee member.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined, other than Bryan Kobel and Martin Thorp, that all of our directors are “independent directors” as defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of Nasdaq. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14.	Principal Accountant Fees and Services

Our financial statements have been prepared in accordance with U.S. GAAP and are audited by Marcum LLP, our independent registered public accounting firm registered with the Public Company Accounting Oversight Board in the United States. Marcum LLP has served as our independent registered public accountant for the years ended December 31, 2023 and 2022, for which audited statements appear in this Annual Report.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Marcum LLP for the years ended December 31, 2023, and 2022:

	2023	2022
Audit fees (1)	£459,511	£267,372
Tax fees	–	–
All other fees	–	–
Total fees	£459,511	£267,372

(1)	Audit fees consist of fees for the audit of our annual financial statements and the review of our interim financial statements.

Audit Committee Pre-approval Policy and Procedures

Our Audit Committee reviews and pre-approves the scope and the cost of audit services related to us and permissible non-audit services performed by the independent auditors, other than those for de minimis services which are approved by the Audit Committee prior to the completion of the audit. All of the services related to our company provided by Marcum LLP during the last two fiscal years have been approved by the Audit Committee after February 2022, and prior to February 2022 by the board of directors.

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

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1	Articles of Association of TC BioPharm (Holdings) plc	F-1	333-260492	3.2	03/08/2022
3.2	Amendment to Articles of Association	6-K	001-41231	99.1	10/06/2022
4.1	Deposit Agreement – Bank of New York Mellon for American Depositary Shares	F-1	333-260492	4.1	01/14/2022
4.2	Form of American Depositary Share (included in Exhibit 2.1)	F-1	333-260492	4.2	01/14/2022
4.3	Warrant Agent Agreement with Computershare Inc.	F-1	333-260492	4.4	01/14/2022
4.4	Form of Warrant Certificate (included in Exhibit 2.3)	F-1	333-260492	4.5	01/14/2022
4.5	Form of Ordinary Share Certificate	F-1	333-260492	4.6	01/14/2022
4.6	Form of Representative Warrant	F-1	333-260492	4.3	01/14/2022
4.7	Description of Securities of Registrant	20-F	001-41231	4.11	05/13/2022
4.8	Form of Pre-Funded Warrant	6-K	001-41231	10.1	11/30/2022
4.9	Form of Series A and Series B Ordinary Warrant	6-K	001-41231	10.2	11/30/2022
4.10	Form of Placement Agent Warrant	6-K	001-41231	10.3	11/30/2022
4.11	Form of Pre-Funded Warrant	6-K	001-41231	10.1	03/23/2023
4.12	Form of Placement Agent Warrant	6-K	001-41231	10.2	03/23/2023
4.13	Form of Series C Ordinary Warrant	6-K	001-41231	10.3	03/23/2023
4.14	Form of Series D Warrant	6-K	001-41231	4.1	08/31/2023
4.15	Form of Pre-Funded Warrant	6-K	001-41231	10.1	12/21/2023
4.16	Form of Placement Agent Warrant	6-K	001-41231	10.3	12/21/2023
4.17	Form of Series E Warrant	6-K	001-41231	10.2	12/21/2023
10.1	Form of 2014 Share Option Scheme of Registrant	F-1	333-260492	10.1	01/14/2022
10.2	Form of 2021 Share Option Scheme (including sub-plan for U.S. based persons) of Registrant	F-1	333-260492	10.2	01/14/2022
10.3	Form of 2021 Company Share Option Plan (CSOP) of Registrant	F-1	333-260492	10.3	01/14/2022
10.4	Convertible Loan Note, up to $20,000,000 in principal amount	F-1	333-260492	10.6	01/14/2022
10.5	Form of Lock Up Agreement of Pre-IPO Smaller Shareholders	F-1	333-260492	10.8	01/14/2022
10.6	Form of Lock Up Agreement of Pre-IPO Management and Larger Shareholders	F-1	333-260492	10.9	01/14/2022
10.7	Form of Lock Up Agreement of Holders of Convertible Loan Notes	F-1	333-260492	10.10	01/14/2022
10.8	Form of Deed of Indemnity for directors and officer	20-F	001-41231	4.10	05/13/2022
10.9	Form of Securities Purchase Agreement for Nov 2022 Private Placement	6-K	001-41231	10.4	11/30/2022
10.10	Form of Registration Rights Agreement for Nov 2022 Private Placement	6-K	001-41231	10.5	11/30/2022
10.11	Form of Securities Purchase Agreement for March 2023 Offering	6-K	001-41231	10.4	03/30/2023
10.12	Warrant Amendment Agreement, dated March 27, 2023	6-K	001-41231	10.5	03/30/2023
10.13	Form of Warrant Amendment Agreement, dated July 10, 2023	6-K	001-41231	10.1	07/24/2023
10.14	Form of Inducement Letter, dated August 30, 2023	6-K	001-41231	10.1	08/31/2023
10.15	Form of Securities Purchase Agreement for December 2023 Offering	6-K	001-41231	10.4	12/21/2023
10.16	Form of Warrant Amendment Agreement, dated December 19, 2023	6-K	001-41231	10.5	12/21/2023
10.17*	Employment Agreement between the Registrant and Bryan Kobel, dated June 15, 2021
10.18*	Employment Agreement between the Registrant and Martin Thorp, dated March 1, 2019
14.1	Code of Ethics of the Registrant	F-1	333-260492	11.1	01/14/2022
21.1	List of Subsidiaries of Registrant	F-1	333-260492	21.1	01/14/2022
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022
31.2*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022
32.1*	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022
97.1**	Clawback Policy

*Filed Herewith

** Previously filed with our 2023 Form 10-K, originally filed with the SEC on April 1, 2024, which is being amended hereby

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

Item 16.	Form 10-K Summary

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

Date: April 29, 2024