Form 10-Q
period 2024-03-31
TC BioPharm (Holdings) plc
filed 2024-05-15
CIK 1872812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

Commission File No. 001-41231

TC BIOPHARM (HOLDINGS) PLC

(Exact Name of Registrant as Specified in Its Charter)

Scotland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Maxim 1, 2 Parklands Way Holytown, Motherwell, ML1 4WR Scotland, United Kingdom	N/A
Address of Principal Executive Offices	Zip Code

+44 (0) 141 433 7557

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

American Depositary Shares, each representing twenty Ordinary Shares, nominal value £0.0001 per share	TCBP	The Nasdaq Stock Market LLC

Warrants, each warrant representing the right to purchase one American Depositary Share	TCBPW	The Nasdaq Stock Market LLC

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

As of May 9, 2024, 98,902,641 shares of the registrant’s ordinary shares, £0.0001 par value per share were outstanding. Ordinary shares included in this amount, totaling 96,001,408, had been deposited with the depositary bank and in turn represented 4,800,070 American Depository shares.

TC BIOPHARM (HOLDINGS) PLC

2024 QUARTERLY REPORT ON FORM 10-Q

Unless we state otherwise or the context otherwise requires, the terms “TC Biopharm,”, “TCB”, “we,” “us,” “our” and the “Company” refer to TC Biopharm (Holdings) plc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
●	our ability to generate revenue from products;
●	our limited operating history;
●	our ability to maintain proper and effective internal financial controls;
●	our ability to continue to operate as a going concern;
●	changes in laws, government regulations and policies and interpretations thereof;
●	our ability to obtain and maintain protection for our intellectual property;
●	our ability to attract and retain qualified employees and key personnel;
●	our ability to manage our rapid growth and organizational change effectively;
●	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
●	our compliance with data privacy laws and regulations;
●	our ability to develop and maintain our brand cost-effectively; and
●	the other factors set forth elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TC BIOPHARM (HOLDINGS) PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	£980,955	£2,462,609
Corporation tax receivable	1,154,335	1,043,593
Prepaid expenses and other current assets	2,067,490	2,194,725
Total current assets	4,202,780	5,700,927

Non-current assets:
Property and equipment, net	1,160,053	1,274,798
Operating lease right of use assets	1,292,708	1,340,769
Intangible assets, net	608,512	615,170
Total assets	7,264,053	8,931,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,453,447	4,431,840
Derivative liability	1,991	13,437
Current portion of operating lease liability	308,158	305,324
Total current liabilities	4,763,596	4,750,601
Non-current operating lease liability	1,419,969	1,495,833
Total liabilities	6,183,565	6,246,434

Shareholders’ Equity:
Ordinary shares, £0.0001 par value, 63,902,641 and 20,570,088 authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6,391	2,057
Deferred shares, £0.0001 par value, 794,955 and 794,955 authorized, issued, and outstanding as of March 31, 2024 and December 31, 2023, respectively	397,398	397,398
Additional paid-in capital	42,835,843	41,123,065
Accumulated deficit	(42,159,144)	(38,837,290)
Total shareholders’ equity	1,080,488	2,685,230
Total liabilities and shareholders’ equity	£7,264,053	£8,931,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TC BIOPHARM (HOLDINGS) PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Operating expenses:
Research and development expenses	1,298,942	1,934,304
Administrative expenses	2,142,714	2,231,461
Total operating expenses	3,441,656	4,165,765
Loss from operations	(3,441,656)	(4,165,765)

Other income (expense):
Change in fair value of derivative liability	11,446	3,148,648
Other expense, net	(2,386)	(17,794)
Total other income (expense), net	9,060	3,130,854
Net loss before income taxes	(3,432,596)	(1,034,911)
Income tax credit	110,742	400,000

Net loss	£(3,321,854)	£(634,911)

Weighted-average common shares outstanding, basic and diluted	30,138,602	2,051,836
Basic and diluted net loss per share	£(0.11)	£(0.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TC BIOPHARM (HOLDINGS) PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary shares		Deferred shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2023	949,958	£95	794,955	£397,398	£33,308,568	£(33,374,796)	£331,265
Share-based compensation expense	-	-	-	-	139,815		139,815
Issuance of ordinary shares, net of issuance costs	1,530,000	153	-	-	1,280,296	-	1,280,449
Net loss	-	-	-	-	-	(634,911)	(634,911)
Balance, March 31, 2023	2,479,958	£248	794,955	£397,398	£34,728,679	£(34,009,707)	£1,116,618

	Ordinary shares		Deferred shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2024	20,570,088	£2,057	794,955	£397,398	£41,123,065	£(38,837,290)	£2,685,230
Share-based compensation expense	2,421,400	242	-	-	784,555		784,797
Shares issued in connection with Series D warrant exercise, net of issuance costs	12,475,000	1,248	-	-	911,544	-	912,792
Issuance of ordinary shares	28,436,153	2,844	-	-	16,679	-	19,523
Net loss	-	-	-	-	-	(3,321,854)	(3,321,854)
Balance, March 31, 2024	63,902,641	£6,391	794,955	£397,398	£42,835,843	£(42,159,144)	£1,080,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TC BIOPHARM (HOLDINGS) PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	£(3,321,854)	£(634,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114,745	169,155
Amortization of intangible assets	12,276	11,815
Share-based compensation expense	784,555	139,815
Change in fair value of derivative liability	(11,446)	(3,148,648)
Offering costs satisfied by issue of Series C Placement Agent Warrants	-	219,830
Net foreign exchange loss	-	(17,214)
Noncash interest expense	-	11,705
Changes in operating assets and liabilities:
Change in corporation tax receivable	(110,742)	(400,000)
Change in prepaid expenses and other current assets	127,236	332,510
Change in operating lease right of use assets	48,061	46,211
Change in accounts payable and accrued liabilities	21,607	447,418
Change in lease liabilities	(73,031)	(88,933)
Net cash used in operating activities	(2,408,593)	(2,911,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(120,182)
Purchase of intangible assets	(5,618)	(25,051)
Net cash used in investing activities	(5,618)	(145,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series D warrant exercises	986,772	-
Proceeds from sale of warrants	-	2,673,789
Issuance of ordinary shares	19,765	1,439,414
Ordinary shares and warrant issuance costs	(73,980)	(158,965)
Net cash provided by financing activities	932,557	3,954,238

NET CHANGE IN CASH	(1,481,654)	897,758
Cash - Beginning of period	2,462,609	4,808,060
Cash - End of period	£980,955	£5,705,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TC BIOPHARM (HOLDINGS) PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has historically been classified as a foreign private issuer (“FPI”). However, as of June 30, 2023, the Company determined that, pursuant to the definition provided in Rule 405 of the Securities Act of 1933, it no longer satisfied the criteria to be considered an FPI. Pursuant to section 6120 of the Securities and Exchange Commission’s (“SEC”) financial reporting manual (“FRM”) the Company was permitted to continue to use forms applicable to FPIs for the remainder of its fiscal year ended December 31, 2023. However, starting on January 1, 2024, the Company began using the forms prescribed for domestic registrants. Further, the Company filed a Form 10-K for its fiscal year ended December 31, 2023.

During January of 2023, the Company issued 65,750 or 1,315,000 ordinary shares, par value £0.0001 per share of Company, based on a price per share of £0.0001 on exercise of pre-funded warrants that had been issued in prior financing rounds. As the pre-funded warrants contained a nominal exercise price, the exercise of the pre-funded warrants resulted in nominal proceeds to the Company. On March 27, 2023, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Investors, pursuant to which the Company agreed to issue and sell an aggregate of 10,750 American Depository Shares (“ADSs”), or 215,000 ordinary shares, pre-funded warrants to purchase up to 161,125 ADS (the “Pre-Funded Warrants”), and Series C purchase warrants to purchase up to 171,875 ADSs (the “Ordinary Warrants” and together with the Pre-Funded Warrants and the ADSs, the “Securities”). In addition, the Company also issued placement agent warrants to purchase 12,891 ADSs. The purchase price for each ADS and associated Ordinary Warrants was $32 (on a post-split basis) and the purchase price per each Pre-Funded Warrant and associated Ordinary Warrants was $31.98. The Ordinary Warrants were immediately exercisable, expire five (5) years from the date of issuance and the Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The total net proceeds from this offering were approximately £4.0 million (or approximately $4.9 million), after deducting estimated offering expenses of approximately £0.5 million.

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

On March 12, 2024, the Company issued 623,750 ADSs representing 12,475,000 ordinary shares of the Company upon exercise of outstanding warrants resulting in gross cash proceeds to the Company of £986,772 (approximately $1,263,000).

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

As of March 31, 2024, the Company’s cash and cash equivalents amounted to approximately £1.0 million. As of March 31, 2024, the Company had a working capital deficit of £0.6 million. Cash used in operating activities for the three months ended March 31, 2024 was £2.4 million, and the Company expects to incur continued outflow of cash for the foreseeable future. Net loss for the three months ended March 31, 2024 was £3.3 million.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has been dependent on ongoing funding operations primarily through ongoing initiatives to raise capital. The Company expects to require substantially more capital to fund its clinical, development and operational requirements, and therefore incur further losses over the next several years as it develops its clinical products. The Company has utilized, and expects to continue to utilize, substantial amounts of funding to implement its business strategy. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

Principals of Consolidation

The unaudited condensed consolidated financial statements include the accounts of TC BioPharm and its 100% controlled subsidiaries, TC BioPharm Limited, TC BioPharm Inc. and TC BioPharm BV. All significant intercompany balances and transactions have been eliminated. “TC BioPharm”, the “Company”, “we”, “our” or “us” is intended to mean TC BioPharm (Holdings) plc, including the subsidiaries indicated above, unless otherwise indicated.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Segment Reporting

The Company operates in one operating segment. Operating segments are reported in a manner consistent with the internal reporting provided to the Company’s chief operating decision maker (“the CODM”). The Company’s CODM, its Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is the business of a clinical stage immunotherapy Group pioneering commercialization of allogeneic, ‘off-the-shelf’ gamma-delta T cell (‘GD-T’) therapies.

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

Income Tax Credit

The Company carries out extensive research and development activities, where it benefits from the United Kingdom’s research and development tax relief and expenditure credit regimes. The Company is able to surrender some of its income tax losses for a cash rebate of up to 20% of expenditures related to eligible research and development projects. Such credits are accounted for, depending on the appropriate tax relief, either within the tax provision or other income, in the year in which the expenditures were incurred.

Cash and cash equivalents

The Company defines cash and cash equivalents as cash on hand, deposits held on call with banks and other short-term liquid investments with maturities of three months or less. As of March 31, 2024 and December 31, 2023, cash and cash equivalents was £1.0 million and £2.5 million, respectively.

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

The Company currently has bank deposits with financial institutions in the U.S. of approximately £0.2 million as of March 31, 2024 which are below the FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000. The Company had approximately £0.8 million in uninsured bank deposits with financial institutions outside the U.S as of March 31, 2024. All uninsured bank deposits are held at high quality credit institutions.

Foreign currency transactions

The Company uses the British pound sterling as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s subsidiaries are the local currencies. The Company has transactions denominated in various currencies, with the principal currency exposure being fluctuations in U.S. Dollars and Euros against pound sterling. The Company’s exposure to the risk of changes in foreign exchange rates relates primarily to the limited number of supplier agreements denominated in currencies other than pound sterling.

Property and Equipment

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

The Company reviews the carrying amounts of its tangible and intangible assets where there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss (if any). The recoverable amount is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets in which case the Company estimates the recoverable amount of the cash-generating unit to which the asset belongs. Recoverable amount is the higher of fair value less costs to sell and value-in-use. In assessing value-in-use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset for which the estimates of future cash flows have not been adjusted. If the recoverable amount of an asset (or cash-generating unit) is estimated to be less than its carrying amount, the carrying amount of the asset (or cash-generating unit) is reduced to its recoverable amount. An impairment loss is recognized immediately in the statement of operations. There was no impairment of tangible or intangible assets during the three months ended March 31, 2024 and 2023.

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, Fair Value Measurement, which primarily includes cash and cash equivalents and accounts payable and accrued expenses, which approximate the carrying amounts represented in the accompanying consolidated balance sheets due to the liquid nature. The Company also has certain liability classified warrants that are being remeasured to fair value at the end of each reporting period and are categorized in Level 2 of the fair value hierarchy. However, the balance of the liability classified warrants was not material as of either March 31, 2024 or December 31, 2023 (see Note 12).

Net Loss per Share

Basic net loss per share ordinary share is calculated based on the weighted-average number of ordinary shares outstanding in accordance with ASC Topic 260, Earnings per Share. Diluted net loss per share is calculated based on the weighted-average number of ordinary shares outstanding plus the effect of dilutive potential ordinary shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential ordinary shares as the effect would be anti-dilutive. Potential ordinary shares are composed of ordinary shares issuable upon the exercise of options and warrants. The following table shows the basic and diluted loss per share for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	£(3,321,854)	£(634,911)
Basic and diluted weighted average number of shares outstanding	30,138,602	2,051,836
Basic and diluted loss per share	£(0.11)	£(0.31)

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Further details are included within Note 7 to the financial statements.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment balances consist of the following:

	Facilities & Scientific Equipment	Computer Equipment	Office Equipment	Total
At December 31, 2023	£4,979,026	£366,823	£86,331	£5,432,180
Additions	-	-	-	-
Disposals	-	-	-	-
At March 31, 2024	4,979,026	366,823	86,331	5,432,180

Depreciation
At December 31, 2023	3,731,217	341,763	84,402	4,157,382
Depreciation expense	110,595	3,620	530	114,745
At March 31, 2024	3,841,812	345,383	84,932	4,272,127

Net book value
At March 31, 2024	£1,137,214	£21,440	£1,399	£1,160,053

At December 31, 2023	£1,247,809	£25,060	£1,929	£1,274,798

Depreciation expense on these assets for the three months ended March 31 2024 and 2023, was £114,745 and £169,155, respectively, and is included in research and development and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the following:

	Software	Patents and Licenses	Total
Cost
At December 31, 2023	49,613	810,993	860,606
Additions	-	5,618	5,618
At March 31, 2024	49,613	816,611	866,224

Amortization
At December 31, 2023	49,613	195,823	245,436
Amortization expense	-	12,276	12,276
At March 31, 2024	49,613	208,099	257,712

Net book value
At March 31, 2024	£-	£608,512	£608,512

At December 31, 2023	£-	£615,170	£615,170

Amortization expense on these assets for the three months ended March 31, 2024 and 2023, was £12,276 and £11,815, respectively, and is included in research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Other receivables	£51,826	£51,584
VAT owed to the Company	66,957	135,642
Prepaid clinical trial costs	307,519	307,519
Deferred clinical trial testing costs	1,177,500	1,177,500
Other prepayments	463,688	522,480
	£2,067,490	£2,194,725

The fair value of trade and other receivables are not materially different to the book value.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accounts payable	£1,927,612	£1,847,279
Other tax and social security	290,255	139,029
Accrued expenses	1,013,162	1,229,419
Amounts accrued in respect to clinical trial testing	1,177,500	1,177,500
Other payables	44,918	38,613
	£4,453,447	£4,431,840

The fair value of accounts payable and accrued expenses are not materially different to the book value.

NOTE 7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

In accordance with the terms of a Convertible Loan Note (‘Note’) on August 9, 2022 (the Conversion Date) the Company issued 183,820 Ordinary Shares and 367,640 listed warrants to the Note holder in full satisfaction of the Note in the aggregate amount of $781,233. The holder filed a claim in the English courts on June 19, 2023 asserting that notice was provided such that the Company should have paid it the value of the Note in cash, rather than by settling it through the issuance of Ordinary Shares and listed warrants. The holder is demanding payment of the face value of the Note, together with interest, (approximately $860,000 as at the time of the initial filing of the claim). The litigation process is in its early stages and is not expected to conclude until late 2024 or later. The Company has retained English solicitors and is contesting the claim in its entirety. The Company believes that it acted correctly under the terms of the Note and has accounted for the transaction on that basis, and that no further amounts are payable to the holder.

NOTE 8. LEASES

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (ROU) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if we determine it is reasonably certain that the option will be exercised. As our leases do not provide an implicit rate, the discount rate used in the present value calculation represents our incremental borrowing rate determined using information available at the commencement date. Operating lease expense is included as a component of research and development and administrative expenses in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the Company recorded operating lease expense of £86,785 and £86,291, respectively. Cash payments on lease liabilities during the three months ended March 31, 2024 and 2023 totaled £111,754 and £111,754, respectively. At March 31, 2024 and December 31, 2023, weighted-average remaining lease term and discount rate were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	4.91 years	5.11 years
Weighted-average discount rate	8.6%	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2024:

Years Ended December 31,
2024	£335,261
2025	447,015
2026	447,015
2027	447,015
2028	447,015
Less imputed interest	(395,194)
Total	£1,728,127

NOTE 9. CONVERTIBLE LOAN

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

(i) The convertible loan’s initial fair value was the residual amount of the consideration received, net of attributable costs, after separating out the fair value of the embedded conversion option derivative. The loan was subsequently measured at its amortized cost.

(ii) The embedded conversion option derivative was initially measured at fair value and was subsequently remeasured to fair value at each reporting date. The embedded derivative could have been classified as a component of equity only if in all cases the contract would be settled by the Company delivering a fixed number of its own equity instruments in exchange for a fixed amount of cash or debt redemption. That is, had the embedded instrument satisfied the “fixed-for-fixed” criteria outlined in ASC 815-40. However, the convertible accounting outlined in ASC 815-40). Changes in the fair value (gains or losses) of the derivative at the end of instrument included a conversion feature resulting in settlement in a variable number of shares and consequently, was not considered indexed to the company’s shares (i.e. it did not qualify for the scope exception to derivative each period were recorded in the consolidated statements of operations) for the year ended December 31, 2023:

	Residual loan	Embedded Derivative	Total
Balance at December 31, 2022	£653,484	£2,439	£655,923
Accrued interest	71,568	-	71,568
Repayment	(639,336)	(2,439)	(641,775)
Modification of loan notes	(53,619)	-	(53,619)
Currency adjustment	(32,097)	-	(32,097)
Balance at December 31, 2023	£-	£-	£-

The value of the embedded derivative was remeasured to fair value at each reporting date, based on the Black-Scholes valuation model, with recognition of the changes in fair value in the consolidated statements of operations. As noted above, the value of the embedded derivative liability as of December 31, 2023 was $0.

NOTE 10. SHAREHOLDERS’ EQUITY

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

Share Issuances

During January of 2023, the Company issued 65,750 or 1,315,000 ordinary shares, par value £0.0001 per share of Company, based on a price per share of £0.0001 on exercise of pre-funded warrants that had been issued in prior financing rounds. As the pre-funded warrants contained a nominal exercise price, the exercise of the pre-funded warrants resulted in nominal proceeds to the Company.

On March 27, 2023, the Company, entered into a Second Securities Purchase Agreement with Investors, pursuant to which the Company agreed to issue and sell an aggregate of 10,750 ADSs, or 215,000 ordinary shares, pre-funded warrants to purchase up to 161,125 ADSs, and Series C purchase warrants to purchase up to 171,875 ADSs Securities. In addition, the Company also issued placement agent warrants to purchase 12,891 ADSs. The purchase price for each ADS and associated Ordinary Warrants was $32 (on a post-split basis) and the purchase price per each Pre-Funded Warrant and associated Ordinary Warrants was $31.98 (on a post-split basis). The Ordinary Warrants were immediately exercisable, expire five (5) years from the date of issuance and the Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The total net proceeds from this offering were approximately £4.0 million (or $4.9 million), after deducting estimated offering expenses of approximately £0.5 million.

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

During January of 2024, the Company issued 1,398,000 or 27,960,000 ordinary shares, par value £0.0001 per share of Company, based on a price per share of £0.0001 on exercise of pre-funded warrants that had been issued in prior financing rounds. As the pre-funded warrants contained a nominal exercise price, the exercise of the pre-funded warrants resulted in nominal proceeds to the Company.

On March 11, 2024, the company issued 121,070 ADSs or 2,421,400 ordinary shares, par value £0.0001 per share of Company, based on a price per share of £0.0001 on exercise of share options that had been issued to a consultant as part of the consideration for undertaking consulting services. The issued shares options were recognized as non-employee compensation expense in accordance with ASC 718. Further, the fair value of the shares (as determined utilizing the Black Scholes valuation model) will be recognized over the estimated one-year consulting service period. Approximately £6,356 was recognized during the three month period ended March 31, 2024.

On March 11, 2024, the Company issued 23,808 ADSs or 476,153 ordinary shares, par value £0.0001 per share of Company to Bryan Kobel, the Chief Executive Officer of the Company following an agreement to convert an aggregate amount of approximately £19,765 (or approximately $24,760) of accrued but unpaid contractual pension benefits owed to him. The issued ADSs were based on a price per ADS equal to the closing price of the Company’s ADSs on the Nasdaq Capital Market on March 7, 2024.

On March 12, 2024, the Company issued 623,750 ADSs representing 12,475,000 ordinary shares of the Company upon exercise of outstanding Series D warrants resulting in gross cash proceeds to the Company of £986,772 (approximately $1,263,000), which included £73,980 of offering costs.

ADS Ratio Change

On December 15, 2023, the Company changed its ratio of ADSs ordinary shares from one ADS representing one ordinary share to one ADS representing 20 ordinary shares. As a result of the ratio change, all references in these unaudited condensed consolidated financial statements and accompanying notes to units of ordinary shares underlying ADSs are reflective of the ratio change for all periods presented. In addition, the exercise prices and the numbers of ordinary shares issuable upon the exercise of any outstanding options to purchase ordinary shares were proportionally adjusted pursuant to the respective anti-dilution terms of the share-based payment plans.

NOTE 11. SHARE-BASED COMPENSATION

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

The Company has granted options over ADSs to certain employees.

	Number of Share Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	5,328	£460
Granted during the period	-	-
Exercised during the period	-	-
Forfeited during the period	-	-
Outstanding at March 31, 2024	5,328	£460

Exerciseable at March 31, 2024	5,328	£460
Unexerciseable at March 31, 2024	-	-

The estimated fair value of the options outstanding in the period was calculated by applying a Monte Carlo Simulation for those options issued in 2020 and 2019 and a Black Scholes Model for those options issued in prior periods. The most appropriate approach is selected with reference to the share capital structure at the time of grant. The expense recognized for share-based payments in respect of employee services received during the three months ended March 31, 2024 was £0 as all options were fully vested as of March 31, 2024.

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

The Company has granted options over ADSs to certain employees and directors.

*	Number of Share Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	37,066	$230
Granted during the period	999,838	1.07
Exercised during the period	(121,070)	.0025
Cancelled during the period	(933)	4,240
Outstanding at March 31, 2024	914,901	$6.01

Exerciseable at March 31, 2024	914,901	$6.01
Unexerciseable at March 31, 2024	-	-

The totals of options and related exercise price are for options over ADSs and reflect the ratio change on December 15, 2023.

The estimated fair value of the options outstanding in the period was calculated by applying a Black Scholes Model. The most appropriate approach is selected with reference to the share capital structure at the time of grant. The weighted average grant-date fair value of options granted during the three month period ended March 31, 2024 was $0.93. No options were granted during the threemonth period ended March 31, 2023. The expense recognized for share-based payments in respect of employee and non-employee services received during the three months ended March 31, 2024 was £784,555.

The options granted under the 2021 share option scheme will typically vest over three years after the date of grant. In some cases, options granted to senior management vested immediately. As of March 31, 2024, there were no remaining unvested options.

Modifications

During March of 2024, share options that had been granted to five grantees, including one of our executive officers and all of our non-employee directors, were cancelled and replaced by new options with different terms. The company determined that the option cancellations and subsequent re-issuances should be considered award modifications and be recognized in accordance with the guidance in ASC 718-20. As the new awards vested immediately, the Company fully recognized the incremental fair value of the awards of £248,659.

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

NOTE 12. FAIR VALUE MEASUREMENTS

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

The Company had cash and cash equivalents of £1.0 million as of March 31, 2024. The cash and cash equivalents are carried at fair value due to the liquid nature of the instruments and are measured in Level 1.

In addition, the Company also had numerous outstanding warrants that were classified in Level 2 due to our use of implied volatility in determining the expected volatility input for purposes of determining the instruments fair value via the Black-Scholes valuation model. The details of the issued warrants were as follows:

Unlisted warrants in issue

Series A warrants

The fair value of each of the warrants was approximately $0.06 and $0.37 as of March 31, 2024 and December 31, 2023, respectively.

The inputs associated with calculating the fair value of the warrants are considered to be Level 2 and were valued using a Black-Scholes valuation model. The inputs were as follows:

	March 31, 2024	December 31, 2023
Exercise price	$100.00	$100.00
Share price	$1.31	$3.17
Time to maturity	4.17 years	4.4 years
Expected volatility	90%	90%
Risk free interest rate (US treasury bond)	3.9%	4.0%
Dividend yield	-	-

Series B warrants

The fair value of each of the warrants was approximately $0.00 and $0.02 as of March 31, 2024 and December 31, 2023, respectively.

The inputs associated with calculating the fair value of the warrants are considered to be Level 2 and were valued using a Black-Scholes valuation model. The inputs were as follows:

	March 31, 2024	December 31, 2023
Exercise price	$100.00	$100.00
Share price	$1.31	$3.17
Time to maturity	1.16 years	1.4 years
Expected volatility	90%	90%
Risk free interest rate (US treasury bond)	4.3%	4.0%
Dividend yield	-	-

Series A-B placement agent warrants

The fair value of each of the warrants was $0.04 and $0.31 as of March 31, 2024 and December 31, 2023, respectively.

The inputs associated with calculating the fair value of the warrants are considered to be Level 2 and were valued using a Black-Scholes valuation model. The inputs were as follows:

	March 31, 2024	December 31, 2023
Exercise price	$125.00	$125.00
Share price	$1.31	$3.17
Time to maturity	4.17 years	4.4 years
Expected volatility	90%	90%
Risk free interest rate (US treasury bond)	3.9%	4.0%
	-	-

Series C placement agent warrants

The fair value of each of the warrants was $0.12 and $0.69 as of March 31, 2024 and December 31, 2023, respectively.

The inputs associated with calculating the fair value of the warrants are considered to be Level 2 and were valued using a Black-Scholes valuation model. The inputs were as follows:

	March 31, 2024	December 31, 2023
Exercise price	$40.00	$40.00
Share price	$1.31	$3.17
Time to maturity	3.99 years	4.2 years
Expected volatility	90%	90%
Risk free interest rate (US treasury bond)	4.5%	4.0%
Dividend yield	-	-

Series D warrants

The fair value of each of the warrants was $8.46 as of the August 30, 2023 issuance date. As the warrants were equity classified, they were not re-measured to fair value as of December 31, 2023. The warrants were subsequently exercised in full on March 12, 2024.

NOTE 13. SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 6, 2024, the Company, entered into a letter agreement (the “Inducement Letter”) with certain holders (the “Holders”) of existing Series E warrants (the “Existing Warrants”) to purchase ordinary shares represented by american depositary shares (the “ADSs”) of the Company. The Existing Warrants were issued on December 21, 2023 and have an exercise price of £1.5814 per ADS. Each ADS represents twenty (20) ordinary shares of the Company.

Pursuant to the Inducement Letter, the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 1,750,000 ADSs of the Company for cash and the payment of £0.099625 (US$0.125) per new warrant in consideration for the Company’s agreement to issue new Series F warrants to purchase ordinary shares represented by ADSs (the “New Warrants”), as described below, to purchase up to 70,000,000 of the Company’s ordinary shares represented by 3,500,000 ADSs (the “New Warrant ADSs”). The Company expects to receive aggregate gross proceeds of approximately £3.1 million from the exercise of the Existing Warrants by the Holders, prior to deducting placement agent fees and estimated offering expenses.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent in connection with the transactions summarized above and has agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds received from the Holders’ exercise of their Existing Warrants and a management fee of 1% of the gross proceeds received from the Holders’ exercise of their Existing Warrants. The Company has also agreed to reimburse the Placement Agent for its expenses in connection with the exercise of the Existing Warrants and the issuance of the New Warrants, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses, and agreed to pay the Placement Agent for non-accountable expenses in the amount of $35,000 and a clearing fee of $15,950. Upon any exercise for cash of any New Warrants, the Company has agreed to pay the Placement Agent a cash fee of 7.5% of the aggregate gross exercise price paid in cash with respect the exercise of the New Warrants. In addition, the Company granted warrants (“Placement Agent Warrants”) to the Placement Agent, or its designees, to purchase up to an aggregate of 2,625,020 ordinary shares represented by 131,251 ADSs, which Placement Agent Warrants shall be substantially in the same form as the New Warrants except that the Placement Agent Warrants will have an exercise price of £2.2313.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2023, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

In-house clinical studies have demonstrated that our unmodified allogeneic GD-T products are (i) well tolerated and (ii) show preliminary evidence of disease modification in patients with the late-stage blood cancer, known as acute myeloid leukemia – AML. Based on clinical data generated by us, we believe that unmodified GD-Ts have the potential to treat all blood cancers.

The Company’s lead product, TCB-008, is now in phase 2b-into-pivotal (phase 3) clinical studies with a view to launching its first oncology product for the treatment of AML. Clinical results generated thus far have enabled us to obtain FDA orphan drug status for treatment of AML.

In addition to unmodified allogenic GD-Ts for treatment of blood cancers, we are also developing an expanded platform for TCB-008 use case in anti-fungal, anti-viral and anti-microbial diseases. We believe TCB-008 can be impactful in immune-suppressed and immune-compromised patient populations, including cancer patients, to treat and act as a prophylactic in these disease verticals.

In order to manufacture our portfolio of allogeneic products, we select the highest quality GD-T cells from healthy donors, activate the cells and grow them in large numbers at our in-house GMP-compliant manufacturing facility before administration to a patient in order to target and then destroy malignant or virally-infected tissues. We believe that we have introduced a step-change to our manufacturing platform by implementing a freeze-thaw process that will allow product to be shipped from cleanroom to patient without any shelf-life issue. Resulting products, we believe, will be more cost-effective and straightforward to ship from cleanroom to clinic. Our team continues to improve and optimize our process based on data and new technologies being developed globally.

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

Since inception through March 31, 2024, the Company has received £14.5 million in pre-clinical payments connected with CAR-T development partnerships. These partnerships are no longer actively being progressed and it is unlikely that we will receive any future milestone revenues.

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

Administrative Expenses

Administrative expenses consist of personnel costs, other administrative expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and share-based compensation expense. Other administrative expenses include office space-related costs not otherwise allocated to research and development expense, professional fees and costs of our information systems. We anticipate that our administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We expect to continue to incur additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, and expenses related to investor relations activities and other administrative and professional services.

Change in fair value of derivative liability

The gain/loss relates to the movement in the estimated fair value of the embedded derivative related to the issue of Convertible Loan Notes, calculated by using a Black Scholes option pricing model at the end of each reporting period. The gain/loss relates to the movement in the estimated fair value of our warrants, calculated by using a Black Scholes option pricing model at the end of each reporting period. As it pertains to the issued warrants, it is important to note that as of March 31, 2024 and December 31, 2023 they were primarily equity classified and therefore are no longer required to be re-measured to fair value at the end of each reporting period.

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

As a company that carries out extensive research and development activities, we benefit from the United Kingdom research and development tax credit regime and are able to surrender some of our losses for a cash rebate of up to 20% of expenditures related to eligible research and development projects. Qualifying expenditures largely comprise clinical trial and manufacturing costs, employment costs for relevant staff and consumables incurred as part of research and development projects. A large portion of costs relating to our research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	£ Change	% Change

Operating expenses:
Research and development expenses	1,298,942	1,934,304	(635,362)	(32.8)%
Administrative expenses	2,142,714	2,231,461	(88,747)	(4.0)%
Total operating expenses	3,441,656	4,165,765	(724,109)	(17.4)%
Loss from operations	(3,441,656)	(4,165,765)	724,109	(17.4)%

Other income (expense):
Change in fair value of derivatives	11,446	3,148,648	(3,137,202)	(99.6)%

Other expense, net	(2,386)	(17,794)	15,408	(86.6)%
Total other income (expense), net	9,060	3,130,854	(3,121,794)	(99.7)%
Net loss before income taxes	(3,432,596)	(1,034,911)	(2,397,685)	231.7%
Income tax credit	110,742	400,000	(289,258)	(72.3)%

Net loss	£(3,321,854)	£(634,911)	£(2,686,943)	423.2%

Research and Development Expenses

	For the Three Months Ended March 31,
	2024	2023
	£’000’s	£’000’s	£ Change	% Change
Direct research and development expenses by program:
Unmodified cell therapy programs(1)	£316	£446	£(130)	(29.2)%
Other research and development programs(2)	21	188	(167)	(88.9)%

Total direct research and development expense	337	634	(298)	(46.9)%

Research and development and unallocated costs:
Personnel related (including share-based compensation)	620	896	(277)	(30.9)%
Indirect research and development expense(3)	343	404	(61)	(15.1)%

Total research and development expenses	£1,299	£1,934	£(635)	(32.8)%

(1)	Unmodified cell therapy programs include OmnImmune® and ImmuniStim®
(2)	Other research and development programs include expenditure on areas such as our CAR-T program and induced pluripotent stem cells (iPSCs).
(3)	Indirect research and development expense includes property related costs and depreciation and amortization.

Research and development expenses decreased by 33% to £1.3 million for the three months ended March 31, 2024 from £1.9 million for the three months ended March 31, 2023, which was primarily driven by a decrease in direct and indirect research expenses due to a refocus of the clinical strategy and consequently a decrease in personnel.

General and administrative

	For the Three Months Ended March 31,
	2024	2023	£ Change	% Change
	£’000’s	£’000’s
Share-based compensation expense	785	100	£685	686.9)%
Employee-related costs	464	688	(224)	(32.6)%
Legal & professional fees	827	1,345	(517)	(38.5)%
Other expenses	67	99	(32)	(32.5)%
Total administrative expenses	2,143	2,231	(89)	(4.0)%

Administrative expenses decreased by 4% to £2.1 million for the three months ended March 31, 2024 from £2.2 million for the three months ended March 31, 2023. The decrease was primarily driven by a decrease in employee-related costs and a decrease in legal and professional fees, offset by an increase in share-based compensation expense.

Change in fair value of derivative liability

The change in fair value of derivative liability is comprised of the change in fair values of the convertible loan derivative, warrant derivative, and other derivatives. The change in the fair value of the embedded convertible loan derivatives relates to the movement in the estimated fair value of the embedded derivatives during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

The change in fair value of the warrant derivatives for the three months ended March 31, 2024 relates to the movement in the estimated fair value of our issued detachable warrants. The warrants were issued at the time of the IPO and at various times during each of the two years ended December 31, 2023. In addition, certain warrants were both modified and induced over the course of our fiscal year ended December 31, 2023. All of our issued warrants are valued by using the Black Scholes option pricing model.

Other expense, net

Other expense, net is comprised of foreign currency (losses) gains and interest (expense) income. Interest expense decreased by 100% during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due to the Convertible Loan Note being paid off during 2023. Interest expense was partially offset by interest income earned on cash accounts. The change in foreign currency (losses) increased during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a higher foreign exchange rate during 2024.

Income tax credit

The research and development tax credit of £0.1 million was 72% lower for the three months ended March 31, 2024 compared to £0.4 million for the three months ended March 31, 2023. This was due to lower levels of expenditure eligible for research and development tax credits and changes in the UK tax rules around research and development tax credits.

After accounting for tax credits receivable, there were accumulated tax losses for carry forward in the United Kingdom of £18.3 million as of March 31, 2024. Unrecognized deferred tax assets totaling £4.9 million as of March 31, 2024 consist of temporary differences on tax losses and share-based compensation arrangements. No deferred tax asset is recognized in respect of accumulated tax losses or temporary differences on share-based compensation arrangements because future profits are not sufficiently certain.

Going Concern

Our existing cash of £1.0 million as of March 31, 2024 will not be sufficient to enable us to conduct our business 12 months from the issuance of these financial statements. We will need additional funding to complete the development and research of our products. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our research and development efforts.

On May 8, 2023, the Group had cash on hand of $4.0 million (£3.2 million), which will not be sufficient to enable the Group to meet the cash requirements required to enable it to conduct its business plan through the going concern period (being to May 15, 2025) (“Going Concern Period”). With existing resources, we expect to be able to fund current operations into July 2024.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

For the three months ended March 31, 2024 and 2023, we incurred net losses of £3.3 million and £0.6 million, respectively. We used £2.4 million of cash in operating activities during the three months ended March 31, 2024 and used £2.9 million of cash in operating activities during the three months ended March 31, 2023.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of £1.0 million and £2.5 million, respectively. From incorporation through March 31, 2024, we have financed our operations primarily through our IPO, private placements of equity securities, convertible loans, government grants, research and development tax credits, and receipts from partner for collaborative research and development services totaling £83.0 million.

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

Cash Flows

The following tables summarize the results of our cash flows for the below respective periods:

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	£(2,408,593)	£(2,911,247)
Investing activities	£(5,618)	£(145,233)
Financing activities	£932,557	£3,954,238
Change in cash	£(1,481,654)	£897,758

Operating Activities

Net cash used in operating activities was £2.4 million for the three months ended March 31, 2024. The net loss for the three months ended March 31, 2024 was £3.3 million, which was offset by noncash items of £0.9 million, consisting of £0.1 million in depreciation and amortization, £0.8 million in share-based compensation expense, and less than £0.1 million in the change in the fair value of the derivative liability. Changes in working capital amounted to less than £0.1 million, which consisted of a decrease in the corporation tax receivable and lease liabilities, offset by an increase in prepaid expenses, operating lease right of use assets, and accounts payable and accrued expenses.

Net cash used in operating activities was £2.9 million for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2023 was £0.6 million, which was offset by noncash items of £2.6 million, consisting of £0.2 million in depreciation and amortization, £0.1 million in share-based compensation expense, a £3.1 million change in the fair value of the derivative liability, and £0.2 million in offering costs related to the Series C Placement Agent Warrants. Changes in working capital provided £0.3 million in cash.

Investing Activities

Net cash used in investing activities was immaterial for the three months ended March 31, 2024 and £0.1 million for the three months ended March 31, 2023. These amounts relate primarily to purchases of property and equipment related to our facility and patent filing costs.

Financing Activities

Net cash from financing activities was £0.9 million and £3.9 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, these amounts consisted of net proceeds from sale of own shares and warrants for £1.0 million offset by issuance costs of £0.1 million. For the three months ended March 31, 2023, these amounts consisted of net proceeds from sale of own shares and warrants for £4.1 million offset by issuance costs of £0.2 million.

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

The source, timing, and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development program. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate expenses including some or all our planned development, including our clinical trials. While we may need to raise funds in the future, we believe the current cash reserves should be sufficient to fund our operation for the foreseeable future. Because of these factors, we believe that this creates doubt about our ability to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	–1 - 3 Years	–4 - 5 Years	More Than 5 Years

Trade payables	£1,927,612	£1,927,612	£–	£–	£–
Lease liabilities	2,123,321	335,261	894,030	894,030	–
Payables related to clinical trial testing	1,177,500	1,177,500	–	–	–
Other payables	1,348,335	1,348,335	–	–	–
Total commitments	£6,576,768	£4,788,708	£894,030	£894,030	£-

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

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at a reasonable assurance level due to a material weakness in our internal control over accounting for complex financial instruments (including in determining the appropriate valuation basis in areas requiring significant judgement) and in the accounting for our property leases on conversion from IFRS to GAAP. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

In accordance with the terms of a Convertible Loan Note (‘Note’) on August 9, 2022 (the Conversion Date) the Company issued 183,820 Ordinary Shares and 367,640 listed warrants to the Note holder in full satisfaction of the Note in the aggregate amount of $781,233. The holder filed a claim in the English courts on June 19, 2023 asserting that notice was provided such that the Company should have paid it the value of the Note in cash, rather than by settling it through the issuance of Ordinary Shares and listed warrants. The holder is demanding payment of the face value of the Note, together with interest, (approximately $860,000 as at the time of the initial filing of the claim). The litigation process is in its early stages and is not expected to conclude until late 2024 or later. The Company has retained English solicitors and is contesting the claim in its entirety. The Company believes that it acted correctly under the terms of the Note and has accounted for the transaction on that basis, and that no further amounts are payable to the holder.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022
32.1*	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022
32.2*	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022

*The certification attached as Exhibit 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date: May 15, 2024

